Form 10-Q
period 2026-03-31
Canary Staked SUI ETF
filed 2026-05-13
CIK 2060703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-43130

Canary Staked SUI ETF

(Exact name of Registrant as specified in its Charter)

Delaware	33-6990022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Canary Capital Group LLC	37027
8 Cadillac Drive, Suite 300	(Zip Code)
Brentwood, Tennessee
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 200-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest of Canary Staked SUI ETF (“Shares”)	SUIS	The Nasdaq Stock Market, LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The Registrant had 1,070,000 shares outstanding as of May 12, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Canary Staked SUI ETF

Statement of Assets and Liabilities

March 31, 2026 (Unaudited)*
ASSETS
Investments in SUI, at value (Note 2)	$24,200,340
Total Assets	$24,200,340

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$16,265
Total Liabilities	16,265
NET ASSETS	$24,184,075

NET ASSETS CONSIST OF:
Paid-in capital	$26,459,775
Total distributable earnings (accumulated deficit)	(2,275,700)
Net Assets	$24,184,075

Net Asset Value (unlimited shares authorized):
Unlimited shares authorized:
Net Assets	$24,184,075
Shares Outstanding^	1,060,000
Net Asset Value, Offering and Redemption Price per Share	$22.82

Investments in securities, at cost	$26,496,077

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was February 17, 2026.

^	No Par Value.

See accompanying notes to financial statements.

Canary Staked SUI ETF

Schedule of Investment

March 31, 2026 (Unaudited)*

Investments - 100.1%	Quantity(a)	Fair Value
Crypto Currency - 100.1%
SUI	27,492,860	$24,200,340
TOTAL CRYPTO CURRENCY (Cost $26,496,077)	27,492,860	24,200,340
TOTAL INVESTMENTS - 100.1% (Cost $26,496,077)		24,200,340
Assets in Excess of Liabilities - (0.1)%		(16,265)
TOTAL NET ASSETS - 100.0%		$24,184,075

Percentages are stated as a percent of net assets.

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was February 17, 2026.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of SUI staked.

See accompanying notes to financial statements.

Canary Staked SUI ETF

Statement of Operations

For the Period Ended March 31, 2026 (Unaudited)*
INVESTMENT INCOME
Income:
Staking Income (Note 8)	$43,073
Total Income	$43,073
Expenses:
Sponsor fees (Note 3)	$21,734
Total Expenses	21,734
Sponsor fees waived (Note 3)	—
Net Expenses	21,734
Net Investment income (loss)	$21,339

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net realized gain (loss) on:
Investments in crypto currency	$(1,302)
Net change in unrealized appreciation (depreciation) of:
Investments in crypto currency	(2,295,737)
Net realized and unrealized gain (loss) on investments	(2,297,039)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,275,700)

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was February 17, 2026.

See accompanying notes to financial statements.

Canary Staked SUI ETF

Statement of Changes in Net Assets

For the Period Ended March 31, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$21,339
Net realized gain (loss) on investments	(1,302)
Net change in unrealized appreciation (depreciation) of investments	(2,295,737)
Net increase (decrease) in net assets resulting from operations	(2,275,700)

CAPITAL SHARE TRANSACTIONS
Shares sold	26,459,775
Shares redeemed	—
Net increase (decrease) in net assets from capital share transactions	26,459,775
Total increase (decrease) in net assets	24,184,075

NET ASSETS
Beginning of Period	—
End of Period	$24,184,075

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was February 17, 2026.

See accompanying notes to financial statements.

Canary Staked SUI ETF

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

1.	Organization

The Canary Staked SUI ETF (the “Trust”) is a Delaware statutory trust, formed on February 27, 2025, pursuant to the Delaware Statutory Trust Act. The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust that may be purchased and sold on the Nasdaq Stock Market, LLC (the “Exchange”) under the symbol “SUIS.” The Trust operates pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Canary Capital Group LLC (the “Sponsor”).

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of Sui (“SUI”) held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SUI through the validation of transactions in the SUI network’s (the “SUI Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds SUI and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk Sui USD CCIXber 60m New York Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the SUI-USD CCIXber Reference Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major SUI trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

2.	Significant Accounting Policies

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of these financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in U.S. dollars. The Trust’s financial statements were prepared using the accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. The Trust follows the significant accounting policies described below.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Investment Income

The Trust purchases SUI upon the creation of Shares and sells SUI upon the redemption of Shares. Transactions are recorded on a trade date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized gains (losses) occurred.

Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, with respect to staking and including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for

U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

Digital Asset Trading Platform Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the SUI principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of SUI based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following table presents information about the Trust’s assets measured at fair value as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
March 31, 2026 (Unaudited)*
Assets
Investment in SUI	$24,200,340	$—	$—	$24,200,340

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

There were no transfers between levels for the period ended March 31, 2026.

The following table summarizes activity in SUI for the period ended March 31, 2026:

	Quantity	Fair Value
Beginning balance as of February 17, 2026	—	$—
SUI purchased	1,554,443	1,459,775
SUI earned from staking	45,594	43,073
SUI sold for the redemption of Shares	—	—
SUI contributed in-kind for the creation of Shares	25,898,730	25,000,000
SUI distributed in-kind for the redemption of Shares	—	—
SUI transferred to pay the Sponsor fee	(5,907)	(5,469)
Net change in unrealized appreciation (depreciation) in SUI	—	(2,295,737)
Net realized gain (loss) on investment in SUI transferred to pay Sponsor fee	—	(1,302)
Net realized gain (loss) on investment in SUI sold for redemptions	—	—
Ending balance as of March 31, 2026 (Unaudited)*	27,492,860	$24,200,340

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

Calculation of NAV

The Administrator, defined below, determines the NAV of the Trust on each day that the Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. ET. The NAV of the Trust is the aggregate value of the Trust’s assets less its accrued but unpaid liabilities (which include accrued expenses). In determining the Trust’s NAV, the Administrator values SUI held by the Trust based on the price set by the Index as of 4:00 p.m. ET. The Administrator also determines the NAV per Share. For purposes of the Trust’s financial statements, the Trust utilizes a pricing source that is consistent with GAAP, as of the financial statement measurement date, which may result in valuations that differ from the Trust’s daily NAV calculations. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

The Trust’s NAV per Share is calculated by taking the current fair value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares.

Segment Reporting

The Trust operates through a single operating and reporting segment with a primary objective of providing exposure to the price of SUI held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s chief operating decision maker (“CODM”) is the Principal Executive Officer. The CODM monitors the operating results of the Trust and the Trust’s long-term strategic asset allocation is predetermined in accordance with the terms of its prospectus, based on the defined investment strategy against which the CODM assesses the Trust’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Trust’s performance.

3.	Trust Expenses and Other Agreements

(a) Sponsor

The Trust pays the Sponsor an annual unified fee of 0.75% of the Trust’s SUI Holdings (the “Sponsor Fee”). The Trust’s “SUI Holdings” is the quantity of the Trust’s SUI plus any cash or other assets held by the Trust represented in SUI as calculated using the Index Price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SUI as calculated using the Index Price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s SUI Holdings. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee accrues daily in SUI and is payable monthly in SUI or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of SUI to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers, including, but not limited to, the Marketing Agent, the Administrator, the Custodians, the Transfer Agent, the Cash Custodian, the Index Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SUI, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodians or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SUI to pay Extraordinary Expenses, the Trust will bear such fees, but to the extent there are any on-chain transaction fees incurred in connection with the transfers of SUI to pay the Sponsor Fee or any Sponsor-paid Expenses, the Sponsor, and not the Trust, shall bear such fees.

To the extent it does not have cash readily available, the Sponsor will cause the transfer or sale of SUI in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of cash redemption proceeds to Authorized Participants (as defined below). The Trust will seek to transfer or sell SUI at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SUI, the amount of SUI transferred or sold may vary from time to time depending on the actual sales price of SUI relative to the Trust’s expenses and liabilities (e.g., if the price of SUI falls, the amount of SUI needed to be transferred or sold to pay an expense or liability denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SUI, the Trust may do so through a third-party digital asset broker or dealer. The Sponsor will select third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of SUI incurred in connection with the fulfillment of a creation or redemption order.

(b)           Administrator, Custodian and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. BitGo Trust Company, Inc. (the “Custodian”) serves as the Trust’s SUI Custodian. Under the BitGo Custodial Services Agreement, the Custodian is responsible for safekeeping all the Trust’s SUI. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodian that hold the Trust’s SUI (the “SUI Accounts”), as well as facilitating the transfer or sale of SUI required for the operation of the Trust.

U.S. Bank, N.A., an affiliate of the Administrator and Transfer Agent serves as the cash custodian for the Trust (the “Cash Custodian”). The Cash Custodian is responsible for safekeeping all cash and other non-SUI assets of the Trust.

(c)           Marketing Agent

Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”) and is responsible for reviewing and approving the marketing materials, including the Trust’s website, prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. The Marketing Agent is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and a member of FINRA. With the assistance of the Marketing Agent, the Sponsor developed a marketing plan for the Trust, prepared marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis.

(d)           Principal Financial Officer

Employees of PINE Advisors LLC (“PINE”) serve as officers of the Trust. In consideration for these services, the Sponsor pays PINE an annual fee. The Sponsor also reimburses PINE for certain out-of-pocket expenses.

4.	Capital Share Transactions

The Trust is an exchange-traded product. The Trust issues Shares on a continuous basis and, when the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (a “Basket”) based on the quantity of SUI attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). Certain financial firms are authorized to purchase or redeem Shares of the Trust (“Authorized Participants”).

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in an amount of SUI (“In-Kind Creation Order”) or in cash (“Cash Creation Order”). By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate the deposit of SUI with the Custodian, either directly or indirectly through an Authorized Participant Designee. By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled either in-kind (“In-Kind Redemption Order”) or in cash (“Cash Redemption Order”). By placing a redemption order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Shareholders who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares of the Trust.

Shareholders who decide to buy or sell Shares of the Trust place their trade orders through their brokers and incur customary brokerage commissions and charges.

Only Authorized Participants may place orders to create and redeem baskets through the Transfer Agent. The Transfer Agent coordinates with the Trust’s custodian to facilitate settlement of the Shares.

Share activity for the period ended March 31, 2026 (Unaudited) is presented in the following table. As the Trust had not yet commenced operations before the period ended December 31, 2025, no comparative period is presented.

	Number of Shares	Value of Shares
Creations	1,060,000	$26,459,775
Redemptions	—	—
Net change in Shares created and redeemed	1,060,000	$26,459,775

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period from February 17, 2026 (the initial share purchase date) through March 31, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Period Ended March 31, 2026 (Unaudited)*(a)
Net Asset Value, Beginning of Period	$25.00
Net investment income (loss)(b)	0.02
Net Realized and Unrealized Gain (Loss) on Investments(c)	(2.20)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(2.18)
Net Asset Value, End of Period	$22.82
Market Value Per Share(d)	$22.73
Total Return at Net Asset Value(e)	-8.72%
Total Return at Market Value(d)(e)	-9.08%
Ratios to Average Net Assets:(f)
Expense ratio	0.75%
Net Investment Income (Loss)	0.73%

*	No comparative financial highlights have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	Initial share purchase date of the Trust was February 17, 2026.

(b)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.

(c)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(d)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.

(e)	Not annualized.

(f)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of March 31, 2026, the Sponsor did not own any Shares of the Trust.

7.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote. There were no commitments or contingencies required to be disclosed as of the date of the financial statements.

8.	SUI Staking

Under normal circumstances, the Sponsor will seek to stake all of the Trust’s SUI through one or more staking providers (each, a “Staking Provider”) except for SUI reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets. In consideration for any staking activity in which the Trust may engage, the Trust will receive a portion of the staking rewards generated by a Staking Provider. The Staking Providers for the Trust are Luganodes and Everstake.

The Sponsor will cause the Trust’s SUI to be staked on the SUI Network through the Custodian that connects to a verified validator node on the SUI Network maintained by the Staking Provider. As a result of the Trust’s participation in the Staking Program, the Trust expects to receive certain staking rewards of SUI, which may be treated for federal income tax purposes as income to the Trust (see “United States Federal Income Tax Consequences” for a further description of the tax implications of the activities of the Trust to an investor). The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the Staking Program will be administered by the Sponsor through the utilization of service providers, including the Custodian and Staking Provider. The Staking Provider exercises no discretion as to the amount the Trust’s SUI to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The Custodian will maintain exclusive possession and control of the private keys associated with any staked SUI at all times. As of March 31, 2026, 27,492,844 SUI were staked, representing a fair value of $24,200,326 which is included in Investments, at fair value on the Statement of Assets and Liabilities.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. The staking epoch for the SUI Network is approximately two days. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in SUI, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled. For the period ended March 31, 2026, the Trust generated $43,073 in staking income, as presented on the Statement of Operations.

9.	Concentration Risk

Substantially all of the Trust’s assets are holdings of SUI, which creates a concentration risk associated with fluctuations in the price of SUI. Accordingly, a decline in the price of SUI will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of SUI include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

10.	Subsequent Events

The Sponsor has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, no adjustments or disclosures to the financial statements were required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP.

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Canary Staked SUI ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Canary Capital Group LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

● the special considerations discussed in this Quarterly Report;

● general economic, market and business conditions;

● technology developments regarding the use of SUI and other digital assets, including the systems used by the Sponsor and the Trust’s custodians in their provision of services to the Trust;

● changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

● other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and

● any additional factors discussed in this Quarterly Report, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these factors or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Overview of the Trust

The Trust is an exchange-traded fund that issues Shares that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of SUI held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SUI through the validation of transactions in the SUI network’s (the “SUI Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds SUI and establishes its NAV on each business day by reference to the Pricing Benchmark. The Pricing Benchmark is calculated by the Benchmark Provider based on a 60-minute time-weighted average price of the Underlying Index, which is an aggregation of executed trade flow of Constituent Platforms. The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except to elect a successor Sponsor upon the resignation of the Sponsor or as otherwise required by laws of the state of Delaware, Shareholders have no voting rights under the Trust Agreement.

Liquidity and Capital Resources

The Trust typically does not hold a cash balance except in connection with the creation and redemption of “Baskets” (i.e., blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. The Trust pays the Sponsor an annual unified fee of 0.75% of the Trust’s SUI Holdings (the “Sponsor Fee”). The Trust’s “SUI Holdings” is the quantity of the Trust’s SUI plus any cash or other assets held by the Trust represented in SUI as calculated using the Pricing Benchmark price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in SUI as calculated using the Pricing Benchmark price.

The Trust may also incur certain extraordinary, nonrecurring expenses that are not assumed by the Sponsor, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SUI, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodians or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SUI to pay Extraordinary Expenses, the Trust will bear such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of SUI in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust does not bear any costs associated with the transfer or sale of SUI to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust will bear the costs of any transfers or sales of SUI to pay such expenses. The Trust seeks to transfer SUI at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in SUI, the amount of SUI transferred or sold may vary from time to time depending on the actual sales price of SUI relative to the Trust’s expenses and liabilities (e.g., if the price of SUI falls, the amount of SUI needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell SUI, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells SUI, the Sponsor seeks quotes from its SUI trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor selects third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Results of Operations for the Period Ended March 31, 2026*

The Trust’s net asset value decreased from $25,000,000 at February 17, 2026 (initial share purchase date), to $24,184,075 at March 31, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1,000,000 at February 17, 2026, to 1,060,000 at March 31, 2026, as a result of 60,000 Shares being created and 0 Shares being redeemed during the period, and a decrease in the value of SUI, which depreciated -9.34% from $0.97 at February 17, 2026, to $0.88 at March 31, 2026.

The net asset value per Share decreased -8.72% from $25.00 at February 17, 2026, to $22.82 at March 31, 2026.

The net asset value per Share of $27.45 at March 16, 2026 was the highest during the period, compared with a low of $22.27 at March 30, 2026.

The decrease in net assets from operations for the period ended March 31, 2026, was $(2,275,700), resulting from a decrease in unrealized gain on the Trust’s SUI investment of $(2,295,737), realized losses on the disposition of SUI of $(1,302), staking income of $43,073, and Sponsor Fees incurred of $21,734.

*  No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the FASB ASC Topic 820 and utilize an exchange-traded price from the Trust’s principal market for SUI on the Trust’s financial statement measurement date. The Sponsor determined in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust engaged a third-party vendor to obtain a price from a principal market for SUI, which was determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is deemed a Level 1 input in accordance with ASC Topic 820 because it is a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for SUI. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to “Smaller Reporting Companies,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) On February 17, 2026, Seed Capital Investor purchased 1,000,000 Seed Shares in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Total proceeds to the Trust from the sale of the Seed Shares was $25,000,000 in SUI. The Seed Capital Investor acted as a statutory underwriter in connection with the Seed Shares.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. The Trust redeemed 0 Baskets during the three-month period ended March 31, 2026 in connection with Baskets held by Authorized Participants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S K of the 1933 Act) for the three-month period ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1**	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on January 16, 2026
3.2**	Amended Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust's Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust's Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.3**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.4**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.5**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.6**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
10.7**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855), filed on October 17, 2025
10.8**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Staked SUI ETF
Date: May 13, 2026
	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.