Form 10-Q
period 2026-06-30
Canary Staked SUI ETF
filed 2026-08-07
CIK 2060703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-43130

Canary Staked SUI ETF

(Exact name of Registrant as specified in its Charter)

Delaware	33-6990022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Canary Capital Group LLC 8 Cadillac Drive, Suite 300 Brentwood, Tennessee	37027 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 200-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest of Canary Staked SUI ETF (“Shares”)	SUIS	The Nasdaq Stock Market, LLC

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

The Registrant had 1,130,000 shares outstanding as of July 29, 2026.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.

Financial Statements

Statement of Assets and Liabilities (unaudited)

Schedule of Investment (unaudited)

Statements of Operations (unaudited)

Statements of Changes in Net Assets (unaudited)

Notes to the Financial Statements (unaudited)

		1 1 2 3 4 5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY STAKED SUI ETF

Statement of Assets and Liabilities

June 30, 2026 (Unaudited)
ASSETS
Investments in SUI, at value (Note 2)	$20,408,361
Total Assets	$20,408,361

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$13,242
Total Liabilities	13,242
NET ASSETS	$20,395,119

NET ASSETS CONSIST OF:
Paid-in capital	$27,825,152
Total distributable earnings (accumulated deficit)	(7,430,033)
Net Assets	$20,395,119

Net Asset Value (unlimited shares authorized):
Unlimited shares authorized:
Net Assets	$20,395,119
Shares Outstanding^	1,130,000
Net Asset Value, Offering and Redemption Price per Share	$18.05

Investments in securities, at cost	$27,900,124

^	No Par Value.

See accompanying notes to financial statements.

CANARY STAKED SUI ETF

Schedule of Investment (Unaudited)

June 30, 2026

Investments - 100.1%	Quantity(a)	Fair Value
Crypto Currency - 100.1%
SUI	29,358,795	$20,408,361
TOTAL CRYPTO CURRENCY (Cost $27,900,124)	29,358,795	20,408,361
TOTAL INVESTMENTS - 100.1% (Cost $27,900,124)		20,408,361
Liabilities in Excess of Other Assets - (0.1)%		(13,242)
TOTAL NET ASSETS - 100.0%		$20,395,119

Percentages are stated as a percent of net assets.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of SUI staked.

See accompanying notes to financial statements.

CANARY STAKED SUI ETF

Statements of Operations

	For the Three Months Ended June 30, 2026 (Unaudited)*	For the Period Ended June 30, 2026 (Unaudited)*(a)
INVESTMENT INCOME
Income:
Staking income	$91,814	$134,887
Total Income	$91,814	$134,887

Expenses:
Sponsor fees (Note 3)	$47,514	$69,248
Total Expenses	47,514	69,248
Sponsor fees waived (Note 3)	—	—
Net Expenses	47,514	69,248
Net Investment income (loss)	$44,300	$65,639

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net realized gain (loss) on:
Investments in crypto currency	$(2,607)	$(3,909)
Net change in unrealized appreciation (depreciation) of:
Investments in crypto currency	(5,196,026)	(7,491,763)

Net realized and unrealized gain (loss) on investments	(5,198,633)	(7,495,672)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,154,333)	$(7,430,033)

*	No comparative financial statements have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	Initial share purchase date of Trust was February 17, 2026.

See accompanying notes to financial statements.

CANARY STAKED SUI ETF

Statements of Changes in Net Assets

	For the Three Months Ended June 30, 2026 (Unaudited)*	For the Period Ended June 30, 2026 (Unaudited)*(a)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$44,300	$65,639
Net realized gain (loss) on investments	(2,607)	(3,909)
Net change in unrealized appreciation (depreciation) of investments	(5,196,026)	(7,491,763)
Net increase (decrease) in net assets resulting from operations	(5,154,333)	(7,430,033)

CAPITAL SHARE TRANSACTIONS
Shares sold	1,365,377	27,825,152
Shares redeemed	—	—
Net increase (decrease) in net assets from capital share transactions	1,365,377	27,825,152
Total increase (decrease) in net assets	(3,788,956)	20,395,119

NET ASSETS
Beginning of Period	24,184,075	—
End of Period	$20,395,119	$20,395,119

*	No comparative financial statements have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	Initial share purchase date of Trust was February 17, 2026.

See accompanying notes to financial statements.

Canary Staked SUI ETF

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
June 30, 2026 (Unaudited)
Assets
Investment in SUI	$20,408,361	$—	$—	$20,408,361

There were no transfers between levels for the period ended June 30, 2026.

The following table summarizes activity in SUI for the period from February 17, 2026 (initial share purchase date) through June 30, 2026:

	SUI	Fair Value
Beginning balance as of February 17, 2026	—	$—
SUI purchased	3,370,844	2,824,839
SUI earned from staking	147,061	134,887
SUI sold for the redemption of Shares	—	—
SUI contributed in-kind for the creation of Shares	25,898,730	25,000,000
SUI distributed in-kind for the redemption of Shares	—	—
SUI transferred to pay the Sponsor fee	(57,840)	(55,963)
Net change in unrealized appreciation (depreciation) in SUI	—	(7,491,763)
Net realized gain (loss) on investment in SUI transferred to pay Sponsor fee	—	(3,909)
Net realized gain (loss) on investment in SUI sold for redemptions	—	—
Ending balance as of June 30, 2026 (Unaudited)	29,358,795	$20,408,361

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

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs up to $200,000 per fiscal year, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers, including, but not limited to, the Marketing Agent, the Administrator, the Custodians, the Transfer Agent, the Cash Custodian, the Index Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. Expenses in excess of the $200,000 cap (“Excluded Expenses”) shall be borne by the Trust and will reduce the Trust’s NAV. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of SUI, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodians or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of SUI to pay Extraordinary Expenses or Excluded Expenses, the Trust will bear such fees, but to the extent there are any on-chain transaction fees incurred in connection with the transfers of SUI to pay the Sponsor Fee or any Sponsor-paid Expenses, the Sponsor, and not the Trust, shall bear such fees.

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

Share activity for the three months ended June 30, 2026 and for the period from February 17, 2026 (initial share purchase date) to June 30, 2026 were as follows:

	Three Months Ended June 30, 2026 (Unaudited)*		Period Ended June 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares	Number of Shares	Value of Shares
Creations	70,000	$1,365,377	1,130,000	$27,825,152
Redemptions	—	—	—	—
Net change in Shares created and redeemed	70,000	$1,365,377	1,130,000	$27,825,152

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended June 30, 2026 and for the period from February 17, 2026 (initial share purchase date) to June 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2026 (Unaudited)*	Period Ended June 30, 2026 (Unaudited)*(a)
Net Asset Value, Beginning of Period	$22.82	$25.00
Net Investment Income (Loss)(b)	0.04	0.06
Net Realized and Unrealized Gain (Loss) on Investments(c)	(4.81)	(7.01)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(4.77)	(6.95)
Net Asset Value, End of Period	$18.05	$18.05
Market Value Per Share(d)	$18.05	$18.05
Total Return at Net Asset Value(e)	-20.89%	-27.81%
Total Return at Market Value(d)(e)	-20.58%	-27.80%

Ratios to Average Net Assets:(f)
Expense Ratio	0.75%	0.75%
Net Investment Income (Loss)	0.69%	0.71%

*	No comparative financial highlights have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	The initial share purchase date of the Trust was February 17, 2026.
(b)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(c)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(d)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.
(e)	Not annualized.
(f)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of June 30, 2026, the Sponsor did not own any Shares of the Trust.

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

Under normal circumstances, the Sponsor will seek to stake all of the Trust’s SUI through one or more staking providers (each, a “Staking Provider”) except for SUI reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets. In consideration for any staking activity in which the Trust may engage, the Trust will receive a portion of the staking rewards generated by a Staking Provider. The initial Staking Providers for the Trust are Luganodes and Everstake.

The Sponsor will cause the Trust’s SUI to be staked on the SUI Network through the Custodian that connects to a verified validator node on the SUI Network maintained by the Staking Provider. As a result of the Trust’s participation in the Staking Program, the Trust expects to receive certain staking rewards of SUI, which may be treated for federal income tax purposes as income to the Trust (see “United States Federal Income Tax Consequences” for a further description of the tax implications of the activities of the Trust to an investor). The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the Staking Program will be administered by the Sponsor through the utilization of service providers, including the Custodian and Staking Provider. The Staking Provider exercises no discretion as to the amount the Trust’s SUI to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The Custodian will maintain exclusive possession and control of the private keys associated with any staked SUI at all times. As of June 30, 2026, 29,358,781 SUI were staked, representing a fair value of $20,407,289 which is included in Investments, at fair value on the Statement of Assets and Liabilities.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. The staking epoch for the SUI Network is approximately two days. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., the Trust’s validator successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in SUI, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled. For the three months ended June 30, 2026 and for the period from February 17, 2026 (initial share purchase date) to June 30, 2026, the Trust generated $91,814 and $134,887 in staking income, as presented on the Statements of Operations.

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

Results of Operations*

Three Months Ended June 30, 2026

The Trust’s net asset value decreased from $24,184,075 at March 31, 2026, to $20,395,119 at June 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1,060,000 at March 31, 2026, to 1,130,000 at June 30, 2026, as a result of 70,000 Shares being created and no Shares being redeemed during the quarter, and a decrease in the value of SUI, which depreciated -21.01% from $0.88 at March 31, 2026, to $0.70 at June 30, 2026.

The net asset value per Share decreased -20.89% from $22.82 at March 31, 2026, to $18.05 at June 30, 2026.

The net asset value per Share of $34.22 at May 11, 2026, was the highest during the quarter, compared with a low of $17.42 at June 25, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026, was $(5,154,333), resulting from a decrease in unrealized gain on the Trust’s SUI investment of $(5,196,026), realized losses on the disposition of SUI of $(2,607), staking income of $91,814, and Sponsor Fees incurred of $47,514.

* No comparative prior-year periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

Period from Inception (February 17, 2026) through June 30, 2026

The Trust’s net asset value decreased from $25,000,000 at February 17, 2026 (initial share purchase date), to $20,395,119 at June 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1,000,000 at February 17, 2026, to 1,130,000 at June 30, 2026, as a result of 1,130,000 Shares being created and no Shares being redeemed since inception, and a decrease in the value of SUI, which depreciated -28.34% from $0.97 at February 17, 2026, to $0.70 at June 30, 2026.

The net asset value per Share decreased -27.81% from $25.00 at February 17, 2026, to $18.05 at June 30, 2026.

The net asset value per Share of $34.22 at May 11, 2026, was the highest since inception, compared with a low of $17.42 at June 25, 2026.

The decrease in net assets from operations for the period from inception (February 17, 2026) through June 30, 2026, was $(7,430,033), resulting from a decrease in unrealized gain on the Trust’s SUI investment of $(7,491,763), realized losses on the disposition of SUI of $(3,909), staking income of $134,887, and Sponsor Fees incurred of $69,248.

* No comparative prior-year periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. The Trust did not redeem any Baskets in connection with Baskets held by Authorized Participants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1**	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on January 16, 2026
3.2**	Amended Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust's Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust's Registration Statement on Form S-1 (File No. 333-282643) filed on October 17, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.3**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.4**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.5**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.6**	Fund Accounting and Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on December 19, 2025
10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
10.8**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282903), filed on October 17, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Staked SUI ETF
Date: August 7, 2026
	By:	/s/ Steven McClurg
Name: Steven McClurg
Title: Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
Name: Starr Frohlich
Title: Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.