Form 10-Q
period 2026-09-30
Canary Staked SUI ETF
filed 2026-11-13
CIK 2060703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The Registrant had 1,140,000 shares outstanding as of November 9, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY STAKED SUI ETF

Statement of Assets and Liabilities

September 30, 2026 (Unaudited)*
ASSETS
Investment in SUI, at value (Note 2)	$33,936,747
Receivable for SUI sold	897,842
Total Assets	$34,834,589

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$15,647
Payable for Operating Expenses (Note 3)	33,947
Payable for capital shares redeemed	897,843
Total Liabilities	947,437
NET ASSETS	$33,887,152

NET ASSETS CONSIST OF:
Paid-in capital	$28,120,690
Total distributable earnings (accumulated deficit)	5,766,462
Net Assets	$33,887,152

Net Asset Value (Unlimited shares authorized):
Net Assets	$33,887,152
Shares Outstanding^	1,140,000
Net Asset Value, Offering and Redemption Price per Share	$29.73

Investment in Crypto Currency, at cost	$28,156,039

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

^	No Par Value.

See accompanying notes to financial statements.

CANARY STAKED SUI ETF

Schedule of Investment (Unaudited)

September 30, 2026

Investment - 100.1%	Quantity*(a)	Fair Value
Crypto Currency - 100.1%
SUI	29,597,646	$33,936,747
TOTAL CRYPTO CURRENCY (Cost $28,156,039)	29,597,646	33,936,747
TOTAL INVESTMENT - 100.1% (Cost $28,156,039)		33,936,747
Liabilities in Excess of Other Assets - (0.1)%		(49,595)
TOTAL NET ASSETS - 100.0%		$33,887,152

Percentages are stated as a percent of net assets.

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of SUI staked.

See accompanying notes to financial statements.

CANARY STAKED SUI ETF

Statements of Operations

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Period Ended September 30, 2026 (Unaudited)*(a)
INVESTMENT INCOME
Income:
Staking income	$77,954	$212,841
Total Income	$77,954	$212,841

Expenses:
Sponsor Fees (Note 3)	$42,585	$111,833
Audit	24,000	24,000
Administration, Accounting, Transfer Agent, and Cash Custody	16,184	16,184
Professional Services	9,031	9,031
Insurance	6,337	6,337
Other Operating Expenses	24,787	24,787
Total Expenses	122,924	192,172
Sponsor fees waived (Note 3)	—	—
Net Expenses	122,924	192,172
Net investment income (loss)	$(44,970)	$20,669

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT

Net realized gain (loss) on:
Investment in crypto currency	$(31,006)	$(34,915)
Net change in unrealized appreciation (depreciation) of:
Investment in crypto currency	13,272,471	5,780,708

Net realized and unrealized gain (loss) on investment	13,241,465	5,745,793

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,196,495	$5,766,462

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	Initial share purchase date of Trust was February 17, 2026.

See accompanying notes to financial statements.

CANARY STAKED SUI ETF

Statements of Changes in Net Assets

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Period Ended September 30, 2026 (Unaudited)*(a)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$(44,970)	$20,669
Net realized gain (loss) on investment	(31,006)	(34,915)
Net change in unrealized appreciation (depreciation) of investment	13,272,471	5,780,708
Net increase (decrease) in net assets resulting from operations	13,196,495	5,766,462

CAPITAL SHARE TRANSACTIONS
Shares sold	1,193,381	29,018,533
Shares redeemed	(897,843)	(897,843)
Net increase (decrease) in net assets from capital share transactions	295,538	28,120,690
Total increase (decrease) in net assets	13,492,033	33,887,152

NET ASSETS
Beginning of Period	20,395,119	—
End of Period	$33,887,152	$33,887,152

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	The initial share purchase date of the Trust was February 17, 2026.

See accompanying notes to financial statements.

Canary Staked SUI ETF

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

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

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of Sui (“SUI”) held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional SUI through the validation of transactions in the SUI network’s (the “SUI Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds SUI and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk Sui Benchmark 60m NY Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the CoinDesk Sui Benchmark Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major SUI trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2026 (Unaudited)*
Assets
Investment in SUI	$33,936,747	$—	$—	$33,936,747

There were no transfers between levels for the period ended September 30, 2026.

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

The following table summarizes activity in SUI for the period from February 17, 2026 (initial share purchase date) through September 30, 2026:

	SUI	Fair Value
Beginning balance as of February 17, 2026	—	$—
SUI purchased	4,407,336	4,018,533
SUI earned from staking	247,490	212,841
SUI sold for the redemption of Shares	(777,355)	(897,842)
SUI contributed in-kind for the creation of Shares	25,898,730	25,000,000
SUI distributed in-kind for the redemption of Shares	—	—
SUI transferred to pay the Sponsor fee	(113,187)	(96,185)
SUI transferred to pay Excluded Expenses	(65,368)	(46,393)
Net change in unrealized appreciation (depreciation) in SUI	—	5,780,708
Net realized gain (loss) on investment in SUI transferred to pay Sponsor fee	—	(18,928)
Net realized gain (loss) on investment in SUI transferred to pay Excluded Expenses	—	(18,573)
Net realized gain (loss) on investment in SUI sold for redemptions	—	2,586
Ending balance as of September 30, 2026 (Unaudited)*	29,597,646	$33,936,747

*	No comparative period has been presented as the initial share purchase date of the Trust was February 17, 2026.

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

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs up to $200,000 per fiscal year, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers, including, but not limited to, the Marketing Agent, the Administrator, the Custodians, the Transfer Agent, the Cash Custodian, the Index Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) will not be deemed to be a Sponsor-paid Expense. Expenses in excess of the $200,000 cap (“Excluded Expenses”) shall be borne by the Trust and will reduce the Trust’s NAV. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares. For the three months ended September 30, 2026 and for the period from February 17, 2026 (initial share purchase date) to September 30, 2026, the Trust incurred $80,339 in Excluded Expenses, as presented on the Statements of Operations.

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

(b)	Administrator, Custodian and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. BitGo Bank & Trust, N.A. (the “Custodian”) serves as the Trust’s SUI Custodian. Under the BitGo Custodial Services Agreement, the Custodian is responsible for safekeeping all the Trust’s SUI. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodian that hold the Trust’s SUI (the “SUI Accounts”), as well as facilitating the transfer or sale of SUI required for the operation of the Trust.

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

Share activity for the three months ended September 30, 2026 and for the period from February 17, 2026 (initial share purchase date) to September 30, 2026 was as follows:

	Three Months Ended September 30, 2026 (Unaudited)*		Period Ended September 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares	Number of Shares	Value of Shares
Creations	40,000	$1,193,381	1,170,000	$29,018,533
Redemptions	(30,000)	(897,843)	(30,000)	(897,843)
Net change in Shares created and redeemed	10,000	$295,538	1,140,000	$28,120,690

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended September 30, 2026 and for the period from February 17, 2026 (initial share purchase date) to September 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2026 (Unaudited)*	Period Ended September 30, 2026 (Unaudited)*(a)
Net Asset Value, Beginning of Period	$18.05	$25.00
Net Investment Income (Loss)(b)	(0.04)	0.02
Net Realized and Unrealized Gain (Loss) on Investment(c)	11.72	4.71
Net Increase (Decrease) in Net Asset Value Resulting from Operations	11.68	4.73
Net Asset Value, End of Period	$29.73	$29.73
Market Value Per Share(d)	$29.80	$29.80
Total Return at Net Asset Value(e)	64.70%	18.90%
Total Return at Market Value(d)(e)	65.07%	19.18%

Ratios to Average Net Assets:(f)
Expense Ratio	2.16%	1.29%
Net Investment Income (Loss)	-0.79%	0.14%

*	No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

(a)	The initial share purchase date of the Trust was February 17, 2026.
(b)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(c)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(d)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.
(e)	Not annualized.
(f)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor. As of September 30, 2026, the Sponsor did not own any Shares of the Trust. PINE, whose employees serve as officers of the Trust (see Note 3(d)), is also considered a related party to the Trust. For each of the three months ended September 30, 2026 and the period from February 17, 2026 (initial share purchase date) to September 30, 2026, the Trust incurred $8,976 in fees to PINE, which are included in Professional Services on the Statements of Operations.

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

The Sponsor will cause the Trust’s SUI to be staked on the SUI Network through the Custodian that connects to a verified validator node on the SUI Network maintained by the Staking Provider. As a result of the Trust’s participation in the Staking Program, the Trust expects to receive certain staking rewards of SUI, which may be treated for federal income tax purposes as income to the Trust (see “Income Taxes” in Note 2). The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the Staking Program will be administered by the Sponsor through the utilization of service providers, including the Custodian and Staking Provider, and the Trust has no direct contractual relationship with the Staking Provider. The Staking Provider exercises no discretion as to the amount of the Trust’s SUI to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The Custodian will maintain exclusive possession and control of the private keys associated with any staked SUI at all times. As of September 30, 2026, 29,338,496 SUI were staked, representing a fair value of $33,657,123 which is included in Investment, at fair value on the Statement of Assets and Liabilities.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. The staking epoch for the SUI Network is approximately two days. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., the Trust’s validator successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in SUI, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees (as defined below) are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Staking rewards generated by the Staking Program are subject to fees associated with the Staking Program. These fees are received directly by the Staking Provider for its role as the Trust’s validator, and are collectively referred to as the “Validator Fees.” The aggregate Validator Fees will not exceed 10% of the SUI staking rewards generated by the Staking Program. The Validator Fees reduce the amount of SUI received by the Trust from the Staking Program, and staking income is presented net of the Validator Fees. For the three months ended September 30, 2026 and for the period from February 17, 2026 (initial share purchase date) to September 30, 2026, the Trust generated $77,954 and $212,841 in staking income, as presented on the Statements of Operations.

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

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

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

Results of Operations*

Three Months Ended September 30, 2026

The Trust’s net asset value increased from $20,395,119 at June 30, 2026, to $33,887,152 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1,130,000 at June 30, 2026, to 1,140,000 at September 30, 2026, as a result of 40,000 Shares being created and 30,000 Shares being redeemed during the quarter, and an increase in the value of SUI, which appreciated 65.04% from $0.70 at June 30, 2026, to $1.15 at September 30, 2026.

The net asset value per Share increased 64.70% from $18.05 at June 30, 2026, to $29.73 at September 30, 2026.

The net asset value per Share of $29.73 at September 30, 2026, was the highest during the quarter, compared with a low of $17.04 at August 18, 2026.

The increase in net assets from operations for the quarter ended September 30, 2026, was $13,196,495, resulting from a net change in unrealized appreciation/depreciation on the Trust’s SUI investment of $13,272,471, realized losses on the disposition of SUI of $(31,006), staking income of $77,954, Sponsor Fees incurred of $42,585, and Excluded Expenses incurred of $80,339.

* No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

Period from Inception (February 17, 2026) through September 30, 2026

The Trust’s net asset value increased from $25,000,000 at February 17, 2026 (initial share purchase date), to $33,887,152 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 1,000,000 at February 17, 2026, to 1,140,000 at September 30, 2026, as a result of 170,000 Shares being created and 30,000 Shares being redeemed since inception, and an increase in the value of SUI, which appreciated 18.84% from $0.97 at February 17, 2026, to $1.15 at September 30, 2026.

The net asset value per Share increased 18.90% from $25.00 at February 17, 2026, to $29.73 at September 30, 2026.

The net asset value per Share of $34.22 at May 11, 2026, was the highest since inception, compared with a low of $17.04 at August 18, 2026.

The increase in net assets from operations for the period from inception (February 17, 2026) through September 30, 2026, was $5,766,462, resulting from an increase in unrealized gain on the Trust’s SUI investment of $5,780,708, realized losses on the disposition of SUI of $(34,915), staking income of $212,841, Sponsor Fees incurred of $111,833, and Excluded Expenses incurred of $80,339.

* No comparative periods have been presented as the initial share purchase date of the Trust was February 17, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to “Smaller Reporting Companies,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 3 Baskets (comprising 30,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Number of Shares Redeemed	Average Price Paid per Share	Maximum number of shares that may yet be purchased
July 2026	—	$—	N/A
August 2026	—	$—	N/A
September 2026	30,000	$29.93	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description
3.1*	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1(File No. 333-285855) filed on January 16, 2026
3.2**	Amended Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.3**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.4**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.5**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on October 17, 2025
10.6**	Fund Accounting and Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855), filed on October 17, 2025
10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
10.8**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1(File No. 333-285855), filed on October 17, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-285855) filed on December 19, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Staked SUI ETF
Date: November 13, 2026
	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.